Form 10-K
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C11
filed 2014-03-28
CIK 1582037

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-177707-02

      Morgan Stanley Bank of America Merrill Lynch Trust 2013-C11
      (exact name of issuing entity as specified in its charter)

      Banc of America Merrill Lynch Commercial Mortgage Inc.
      (exact name of the depositor as specified in its charter)

      Bank of America, National Association
      Morgan Stanley Mortgage Capital Holdings LLC
      CIBC Inc.
      (exact name of the sponsors as specified in their charters)



  New York                                38-3913695
  (State or other jurisdiction of         38-3913696
  incorporation or organization)          38-3913697
                                          38-7103172
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Registrant's telephone number, including area code: (646) 855-3953




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

     Not applicable.



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.

  EXPLANATORY NOTE

  The Westfield Countryside Mortgage Loan, which constituted approximately 11. 7% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Westfield Countryside Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Westfield Countryside Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

  The Mall at Tuttle Crossing Mortgage Loan, which constituted approximately 11.1% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Mall at Tuttle Crossing Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Mall at Tuttle Crossing Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

  The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Southdale Center Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date. The Southdale Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Southdale Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the MSBAM 2013-C10 Mortgage Trust transaction, Commission File Number 333-180779-04 (the "MSBAM 2013-C10 Transaction"). This loan combination, including the Southdale Center Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2013-C10 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

  The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Marriott Chicago River North Hotel Mortgage Loan, which constituted approximately 6.
  4% of the asset pool of the issuing entity as of its cut-off date. The Marriott Chicago River North Hotel Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Marriott Chicago River North Hotel Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Marriott Chicago River North Hotel Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Marriott
  Chicago River North Hotel loan combination in the MSBAM 2013-C12 Mortgage Trust transaction, Commission File Number 333-180779-05 (the "MSBAM 2013-C12 Transaction"). After the closing of the MSBAM 2013-C12 Transaction on October 23, 2013, this loan combination, including the Marriott Chicago River North Hotel Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the MSBAM 2013-C12 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

  Wells Fargo Bank, National Association ("Wells Fargo"), is the master servicer and the certificate administrator and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, as well as the trustee, certificate administrator and custodian for the Southdale Center Mortgage Loan, and since October 23, 2013, the primary servicer and certificate administrator and custodian of the Marriott Chicago River North Hotel Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo is a "servicer", as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

  Midland Loan Services, a Division of PNC Bank, National Association ("Midland"), is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, as well as the primary servicer and the special servicer of the Southdale Center Mortgage Loan and, since October 23,
   2013, the special servicer of the Marriott Chicago River North Hotel Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut off date. Thus, Midland is a servicer, as defined in Item 1108(a)(iii) of Regulation
  AB, with respect to these mortgage loans.   The assessments of compliance
  with applicable servicing criteria, accountants attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

  Deutsche Bank Trust Company Americas acts as Trustee of the issuing entity. Pursuant to the Pooling and Servicing Agreement, the Trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Items 1122(d)(1)(iv) (regarding a fidelity bond and errors and omissions policy covering each servicing function participant throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements) and 1122(d)(2)(iii) (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements) of Regulation AB. However, the Trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which it was not required to make any advance under the Pooling and Servicing Agreement, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the Trustee. The assessment of compliance with applicable servicing criteria of the Master Servicer covers Items 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB.

  U.S. Bank National Association, is the trustee for the Marriott Chicago
  River North Hotel Mortgage Loan on and after October 23, 2013 by reason of its capacity under the pooling and servicing agreement for the MSBAM
  2013-C12 Transaction (the "MSBAM 2013-C12 Pooling and Servicing Agreement"). Pursuant to the MSBAM 2013-C12 Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Items 1122(d)(1)(iv) (regarding a fidelity bond and errors and omissions policy covering each servicing function participant throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements) and 1122(d)(2)(iii) (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements) of Regulation AB.However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which it was not required to make any advance under the MSBAM 2013-C12 Pooling and Servicing Agreement, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee for the Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013. The assessment of compliance with applicable servicing criteria of the primary servicer with respect to the Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013 covers Items 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB.

  Trimont Real Estate Advisors, Inc. ("Trimont") is the Trust Advisor with respect to the Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013 by reason of its capacity under the pooling and servicing agreement for the MSBAM 2013-C12 Transaction. As such, Trimont would be considered a participant in the servicing function with respect to a loan
  representing 6.4% of the asset pool as of its cut off date.   However, in
  accordance with the Manual of Publicly Available Telephone Interpretations,
  Section 17.02, this percentage must be reduced pro rata because Trimont was participating in the servicing function with respect to the Marriott Chicago River North Hotel Mortgage Loan only from and after October 23, 2013. As a result, Trimont falls below the de minimis requirements in Item 1122 of Regulation AB and no assessment or attestation is required.

  This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant's attestation reports from CoreLogic Commercial Real Estate Services Inc. and National Tax Search, LLC.
   These entities were engaged by the master servicer and primary servicer of the Marriott Chicago River North Hotel Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore under the principles-based definition of "servicer" set forth in Item 1101(j), these vendors are "servicers" for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Not Applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Westfield Countryside loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The net operating income was $16,742,722 for the twelve-month period ended December 31, 2013.

The Mall at Tuttle Crossing loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The net operating income was $18,143,500 for the twelve-month period ended December 31, 2013.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a prospectus supplement of the registrant relating to the issuing entity filed on August 9, 2013 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance are attached as Exhibits 33 and 34 to this Annual Report on Form 10-K. Attached as Schedule X to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Southdale Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2013-C10 Transaction, are attached hereto as Exhibits 33.6, 33.10, 33.18, 33.27, 33.29, 34.6, 34.10, 34.18, 34.27 and 34.29. Attached as Schedule
X to the pooling and servicing agreement for the MSBAM 2013-C10 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSBAM 2013-C10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Marriott Chicago River North Hotel Mortgage Loan, which on and after October 23, 2013 was serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2013-C12 Transaction, are attached hereto as Exhibits 33.3, 33.9, 33.13, 33.25,
33.37, 33.39, 34.3, 34.9, 34.13, 34.25,34.37, and 34.39. Attached as Schedule X
to the pooling and servicing agreement for the MSBAM 2013-C12 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSBAM 2013-C12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as exhibits to this Annual Report on Form 10-K.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.


    Exhibit 4.1 Pooling and Servicing Agreement, dated as of August 1, 2013, between the Banc of America Merrill Lynch Commercial Mortgage Inc., as
                depositor, Wells Fargo Bank, National Association, as master servicer,
                Midland Loan Services, a Division of PNC Bank, National Association, as
                special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells
                Fargo Bank, National Association, as certificate administrator, certificate registrar and authenticating agent, Wells Fargo Bank, National Association, as custodian, and Situs Holdings, LLC, as trust advisor, relating to the
                Morgan Stanley Bank of America Merrill Lynch Trust 2013-C11, Commercial
                Mortgage Pass-Through Certificates, Series 2013-C11 (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on August 15, 2013 and incorporated by reference herein).

    Exhibit 4.2 Pooling and Servicing Agreement, dated as of July 1, 2013, among
                Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a
                Division of PNC Bank, National Association, as master servicer and special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator, certificate registrar, authenticating agent and custodian, and Park Bridge Lender Services LLC, as trust advisor, relating to the
                Morgan Stanley Bank of America Merrill Lynch Trust 2013-C10 Commercial
                Mortgage Pass-Through Certificates, Series 2013-C10 (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K, filed on March 12, 2014 and incorporated by reference herein).

    Exhibit 4.3 Pooling and Servicing Agreement, dated as of October 1, 2013, among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank,
                National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National
                Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor, relating to the Morgan Stanley Bank of America Merrill Lynch Trust 2013-C12
                Commercial Mortgage Pass Through Certificates, Series 2013-C12 (filed as
                Exhibit 4.1 to the registrants Current Report on Form 8-K, filed on March
                12, 2014 and incorporated by reference herein).

    Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities

             33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                  Marriott Chicago River North Hotel Mortgage Loan prior to October 23, 2013  (see Exhibit 33.4)
             33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                  Mall at Tuttle Crossing Mortgage Loan (see Exhibit 33.4)
             33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                  Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 33.4)
             33.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
             33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                  Westfield Countryside Mortgage Loan (see Exhibit 33.4)
             33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the
                  Southdale Center Mortgage Loan (see Exhibit 33.8)
             33.7 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                  Mall at Tuttle Crossing Mortgage Loan (see Exhibit 33.8)
             33.8 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer
             33.9 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                  Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 33.8)
            33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the
                  Southdale Center Mortgage Loan (see Exhibit 33.8)
            33.11 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                  Marriott Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (see Exhibit 33.8)
            33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the
                  Westfield Countryside Mortgage Loan (see Exhibit 33.8)
            33.13 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North
                  Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 33.17)
            33.14 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North
                  Hotel Mortgage Loan prior to October 23, 2013  (see Exhibit 33.17)
            33.15 National Tax Search, LLC, as Servicing Function Participant for the Mall at Tuttle Crossing Mortgage Loan
                 (see Exhibit 33.17)
            33.16 National Tax Search, LLC, as Servicing Function Participant for the Westfield Countryside Mortgage Loan
                 (see Exhibit 33.17)
            33.17 National Tax Search, LLC, as Servicing Function Participant
            33.18 Park Bridge Lender Services LLC, as Trust Advisor for the Southdale Center Mortgage Loan
            33.19 Situs Holdings, LLC, as Trust Advisor for the Mall at Tuttle Crossing Mortgage Loan (see Exhibit 33.21)
            33.20 Situs Holdings, LLC, as Trust Advisor for the Westfield Countryside Mortgage Loan (see Exhibit 33.21)
            33.21 Situs Holdings, LLC, as Trust Advisor
            33.22 Situs Holdings, LLC, as Trust Advisor for the Marriott Chicago River North Hotel Mortgage Loan
                  prior to October 23, 2013 (see Exhibit 33.21)
            33.23 Wells Fargo Bank, National Association, as Master Servicer
            33.24 Wells Fargo Bank, National Association, as Certificate Administrator for the Westfield Countryside
                  Mortgage Loan (see Exhibit 33.30)
            33.25 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North Hotel
                  Mortgage Loan on and after October 23, 2013 (see Exhibit 33.30)
            33.26 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (see Exhibit 33.30)
            33.27 Wells Fargo Bank, National Association, as Custodian for the Southdale Center Mortgage Loan (see Exhibit 33.31)
            33.28 Wells Fargo Bank, National Association, as Certificate Administrator for the Mall at Tuttle Crossing
                  Mortgage Loan (see Exhibit 33.30)
            33.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the
                  Southdale Center Mortgage Loan (see Exhibit 33.30)
            33.30 Wells Fargo Bank, National Association, as Certificate Administrator
            33.31 Wells Fargo Bank, National Association, as Custodian
            33.32 Wells Fargo Bank, National Association, as Master Servicer for the Mall at Tuttle Crossing  Mortgage Loan
                 (see Exhibit 33.23)
            33.33 Wells Fargo Bank, National Association as Master Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (see Exhibit 33.23)
            33.34 Wells Fargo Bank, National Association as Custodian for the Westfield Countryside Mortgage Loan (see Exhibit
                  33.31)
            33.35 Wells Fargo Bank, National Association, as Custodian for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (see Exhibit 33.31)
            33.36 Wells Fargo Bank, National Association, as Master Servicer for the Westfield Countryside Mortgage Loan
                 (see Exhibit 33.23)
            33.37 Wells Fargo Bank, National Association as Custodian for the Marriott Chicago River North Hotel Mortgage Loan
                  on and after October 23, 2013 (see Exhibit 33.31)
            33.38 Wells Fargo Bank, National Association, as Custodian for the Mall at Tuttle Crossing Mortgage Loan
                 (see Exhibit 33.31)
            33.39 Wells Fargo Bank, National Association, as Primary Servicer for the Marriott Chicago River North Hotel Mortgage
                  Loan on and after October 23, 2013 (see Exhibit 33.23)

   Exhibit 34  Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

            34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                 Marriott Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (see Exhibit 34.4)
            34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                 Mall at Tuttle Crossing Mortgage Loan (see Exhibit 34.4)
            34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                 Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 34.4)
            34.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
            34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                 Westfield Countryside Mortgage Loan (see Exhibit 34.4)
            34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the
                 Southdale Center Mortgage Loan (see Exhibit 34.8)
            34.7 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                 Mall at Tuttle Crossing Mortgage Loan (see Exhibit 34.8)
            34.8 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer
            34.9 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                 Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 34.8)
           34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the
                 Southdale Center Mortgage Loan (see Exhibit 34.8)
           34.11 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                 Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (see Exhibit 34.8)
           34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the
                 Westfield Countryside Mortgage Loan (see Exhibit 34.8)
           34.13 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North Hotel
                 Mortgage Loan on and after October 23, 2013 (see Exhibit 34.17)
           34.14 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North Hotel
                 Mortgage Loan prior to October 23, 2013  (see Exhibit 34.17)
           34.15 National Tax Search, LLC, as Servicing Function Participant for the Mall at Tuttle Crossing Mortgage Loan
                 (see Exhibit 34.17)
           34.16 National Tax Search, LLC, as Servicing Function Participant for the Westfield Countryside Mortgage Loan
                 (see Exhibit 34.17)
           34.17 National Tax Search, LLC, as Servicing Function Participant
           34.18 Park Bridge Lender Services LLC, as Trust Advisor for the Southdale Center Mortgage Loan
           34.19 Situs Holdings, LLC, as Trust Advisor for the Mall at Tuttle Crossing Mortgage Loan (see Exhibit 34.21)
           34.20 Situs Holdings, LLC, as Trust Advisor for the Westfield Countryside Mortgage Loan (see Exhibit 34.21)
           34.21 Situs Holdings, LLC, as Trust Advisor
           34.22 Situs Holdings, LLC, as Trust Advisor for the Marriott Chicago River North Hotel
                 Mortgage Loan prior to October 23, 2013 (see Exhibit 34.21)
           34.23 Wells Fargo Bank, National Association, as Master Servicer
           34.24 Wells Fargo Bank, National Association, as Certificate Administrator for the Westfield Countryside
                 Mortgage Loan (see Exhibit 34.30)
           34.25 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott
                 Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 34.30)
           34.26 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott
                 Chicago River North Hotel Mortgage Loan prior to October 23, 2013   (see Exhibit 34.30)
           34.27 Wells Fargo Bank, National Association, as Custodian for the Southdale Center Mortgage Loan (see Exhibit 34.31)
           34.28 Wells Fargo Bank, National Association, as Certificate Administrator for the Mall at Tuttle Crossing
                 Mortgage Loan (see Exhibit 34.30)
           34.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the
                 Southdale Center Mortgage Loan (see Exhibit 34.30)
           34.30 Wells Fargo Bank, National Association, as Certificate Administrator
           34.31 Wells Fargo Bank, National Association, as Custodian
           34.32 Wells Fargo Bank, National Association, as Master Servicer for the Mall at Tuttle Crossing  Mortgage Loan
                (see Exhibit 34.23)
           34.33 Wells Fargo Bank, National Association, as Master Servicer for the Marriott Chicago River North Hotel
                 Mortgage Loan prior to October 23, 2013 (see Exhibit 34.23)
           34.34 Wells Fargo Bank, National Association, as Custodian for the Westfield Countryside Mortgage Loan
                (see Exhibit 34.31)
           34.35 Wells Fargo Bank, National Association, as Custodian for the Marriott Chicago River North Hotel
                 Mortgage Loan prior to October 23, 2013 (see Exhibit 34.31)
           34.36 Wells Fargo Bank, National Association, as Master Servicer for the Westfield Countryside Mortgage Loan
                (see Exhibit 34.23)
           34.37 Wells Fargo Bank, National Association, as Custodian for the Marriott Chicago River North Hotel
                 Mortgage Loan on and after October 23, 2013 (see Exhibit 34.31)
           34.38 Wells Fargo Bank, National Assocaition, as Custodian for the Mall at Tuttle Crossing Mortgage Loan
                (see Exhibit 34.31)
           34.39 Wells Fargo Bank, National Association, as Primary Servicer for the Marriott Chicago River North Hotel
                 Mortgage Loan on and after October 23, 2013 (see Exhibit 34.23)

   Exhibit 35 Servicer Compliance Statements

            35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the
                 Southdale Center Mortgage Loan (see Exhibit 35.3)
            35.2 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                 Mall at Tuttle Crossing Mortgage Loan (see Exhibit 35.3)
            35.3 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer
            35.4 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                 Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 35.3)
            35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the
                 Southdale Center Mortgage Loan (see Exhibit 35.3)
            35.6 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                 Marriott Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (see Exhibit 35.3)
            35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the
                 Westfield Countryside Mortgage Loan (see Exhibit 35.3)
            35.8 Wells Fargo Bank, National Association, as Master Servicer
            35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Westfield Countryside
                 Mortgage Loan (see Exhibit 35.14)
           35.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North Hotel
                 Mortgage Loan on and after October 23, 2013
           35.11 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North Hotel
                 Mortgage Loan prior to October 23, 2013 (see Exhibit 35.14)
           35.12 Wells Fargo Bank, as Certificate Administrator for the Mall at Tuttle Crossing Mortgage Loan (see Exhibit 35.14)
           35.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the
                 Southdale Center Mortgage Loan
           35.14 Wells Fargo Bank, National Association, as Certificate Administrator
           35.15 Wells Fargo Bank, National Association, as Master Servicer for the Mall at Tuttle Crossing  Mortgage Loan
                (see Exhibit 35.8)
           35.16 Wells Fargo Bank, National Association, as Master Servicer for the Marriott Chicago River North Hotel
                 Mortgage Loan prior to October 23, 2013 (see Exhibit 35.8)
           35.17 Wells Fargo Bank, National Association, as Master Servicer for the Westfield Countryside Mortgage Loan
                (see Exhibit 35.8)
           35.18 Wells Fargo Bank, National Association, as Primary Servicer for the Marriott Chicago River North Hotel
                 Mortgage Loan on and after October 23, 2013



   Exhibit 99.1 Mortgage Loan Purchase Agreement, dated August 1, 2013, between Bank of America, National Association, as seller, and Banc of America Merrill Lynch Commercial Mortgage Inc., as purchaser (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on August 9, 2013 and incorporated by reference herein).

   Exhibit 99.2 Mortgage Loan Purchase Agreement, dated August 1, 2013, between
                Morgan Stanley Mortgage Capital Holdings LLC, as seller, and Banc of America Merrill Lynch Commercial Mortgage Inc., as purchaser (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed on August 9, 2013 and incorporated by reference herein).

   Exhibit 99.3 Mortgage Loan Purchase Agreement, dated August 1, 2013, between
                CIBC Inc., as seller, and Banc of America Merrill Lynch Commercial Mortgage Inc., as purchaser (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed on August 9, 2013 and incorporated by reference herein).

   (b) The Exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Banc of America Merrill Lynch Commercial Mortgage Inc.
   (Depositor)


   /s/ Leland F. Bunch
   Leland F. Bunch, Senior Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index

  Exhibit No.






    Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities

             33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                  Marriott Chicago River North Hotel Mortgage Loan prior to October 23, 2013  (see Exhibit 33.4)
             33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                  Mall at Tuttle Crossing Mortgage Loan (see Exhibit 33.4)
             33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                  Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 33.4)
             33.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
             33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                  Westfield Countryside Mortgage Loan (see Exhibit 33.4)
             33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the
                  Southdale Center Mortgage Loan (see Exhibit 33.8)
             33.7 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                  Mall at Tuttle Crossing Mortgage Loan (see Exhibit 33.8)
             33.8 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer
             33.9 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                  Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 33.8)
            33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the
                  Southdale Center Mortgage Loan (see Exhibit 33.8)
            33.11 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                  Marriott Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (see Exhibit 33.8)
            33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the
                  Westfield Countryside Mortgage Loan (see Exhibit 33.8)
            33.13 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North
                  Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 33.17)
            33.14 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North
                  Hotel Mortgage Loan prior to October 23, 2013  (see Exhibit 33.17)
            33.15 National Tax Search, LLC, as Servicing Function Participant for the Mall at Tuttle Crossing Mortgage Loan
                 (see Exhibit 33.17)
            33.16 National Tax Search, LLC, as Servicing Function Participant for the Westfield Countryside Mortgage Loan
                 (see Exhibit 33.17)
            33.17 National Tax Search, LLC, as Servicing Function Participant
            33.18 Park Bridge Lender Services LLC, as Trust Advisor for the Southdale Center Mortgage Loan
            33.19 Situs Holdings, LLC, as Trust Advisor for the Mall at Tuttle Crossing Mortgage Loan (see Exhibit 33.21)
            33.20 Situs Holdings, LLC, as Trust Advisor for the Westfield Countryside Mortgage Loan (see Exhibit 33.21)
            33.21 Situs Holdings, LLC, as Trust Advisor
            33.22 Situs Holdings, LLC, as Trust Advisor for the Marriott Chicago River North Hotel Mortgage Loan
                  prior to October 23, 2013 (see Exhibit 33.21)
            33.23 Wells Fargo Bank, National Association, as Master Servicer
            33.24 Wells Fargo Bank, National Association, as Certificate Administrator for the Westfield Countryside
                  Mortgage Loan (see Exhibit 33.30)
            33.25 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North Hotel
                  Mortgage Loan on and after October 23, 2013 (see Exhibit 33.30)
            33.26 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (see Exhibit 33.30)
            33.27 Wells Fargo Bank, National Association, as Custodian for the Southdale Center Mortgage Loan (see Exhibit 33.31)
            33.28 Wells Fargo Bank, National Association, as Certificate Administrator for the Mall at Tuttle Crossing
                  Mortgage Loan (see Exhibit 33.30)
            33.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the
                  Southdale Center Mortgage Loan (see Exhibit 33.30)
            33.30 Wells Fargo Bank, National Association, as Certificate Administrator
            33.31 Wells Fargo Bank, National Association, as Custodian
            33.32 Wells Fargo Bank, National Association, as Master Servicer for the Mall at Tuttle Crossing  Mortgage Loan
                 (see Exhibit 33.23)
            33.33 Wells Fargo Bank, National Association as Master Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (see Exhibit 33.23)
            33.34 Wells Fargo Bank, National Association as Custodian for the Westfield Countryside Mortgage Loan (see Exhibit
                  33.31)
            33.35 Wells Fargo Bank, National Association, as Custodian for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (see Exhibit 33.31)
            33.36 Wells Fargo Bank, National Association, as Master Servicer for the Westfield Countryside Mortgage Loan
                 (see Exhibit 33.23)
            33.37 Wells Fargo Bank, National Association as Custodian for the Marriott Chicago River North Hotel Mortgage Loan
                  on and after October 23, 2013 (see Exhibit 33.31)
            33.38 Wells Fargo Bank, National Association, as Custodian for the Mall at Tuttle Crossing Mortgage Loan
                 (see Exhibit 33.31)
            33.39 Wells Fargo Bank, National Association, as Primary Servicer for the Marriott Chicago River North Hotel Mortgage
                  Loan on and after October 23, 2013 (see Exhibit 33.23)

   Exhibit 34  Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

            34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                 Marriott Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (see Exhibit 34.4)
            34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                 Mall at Tuttle Crossing Mortgage Loan (see Exhibit 34.4)
            34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                 Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 34.4)
            34.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
            34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the
                 Westfield Countryside Mortgage Loan (see Exhibit 34.4)
            34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the
                 Southdale Center Mortgage Loan (see Exhibit 34.8)
            34.7 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                 Mall at Tuttle Crossing Mortgage Loan (see Exhibit 34.8)
            34.8 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer
            34.9 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                 Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 34.8)
           34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the
                 Southdale Center Mortgage Loan (see Exhibit 34.8)
           34.11 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                 Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (see Exhibit 34.8)
           34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the
                 Westfield Countryside Mortgage Loan (see Exhibit 34.8)
           34.13 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North Hotel
                 Mortgage Loan on and after October 23, 2013 (see Exhibit 34.17)
           34.14 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North Hotel
                 Mortgage Loan prior to October 23, 2013  (see Exhibit 34.17)
           34.15 National Tax Search, LLC, as Servicing Function Participant for the Mall at Tuttle Crossing Mortgage Loan
                 (see Exhibit 34.17)
           34.16 National Tax Search, LLC, as Servicing Function Participant for the Westfield Countryside Mortgage Loan
                 (see Exhibit 34.17)
           34.17 National Tax Search, LLC, as Servicing Function Participant
           34.18 Park Bridge Lender Services LLC, as Trust Advisor for the Southdale Center Mortgage Loan
           34.19 Situs Holdings, LLC, as Trust Advisor for the Mall at Tuttle Crossing Mortgage Loan (see Exhibit 34.21)
           34.20 Situs Holdings, LLC, as Trust Advisor for the Westfield Countryside Mortgage Loan (see Exhibit 34.21)
           34.21 Situs Holdings, LLC, as Trust Advisor
           34.22 Situs Holdings, LLC, as Trust Advisor for the Marriott Chicago River North Hotel
                 Mortgage Loan prior to October 23, 2013 (see Exhibit 34.21)
           34.23 Wells Fargo Bank, National Association, as Master Servicer
           34.24 Wells Fargo Bank, National Association, as Certificate Administrator for the Westfield Countryside
                 Mortgage Loan (see Exhibit 34.30)
           34.25 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott
                 Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 34.30)
           34.26 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott
                 Chicago River North Hotel Mortgage Loan prior to October 23, 2013   (see Exhibit 34.30)
           34.27 Wells Fargo Bank, National Association, as Custodian for the Southdale Center Mortgage Loan (see Exhibit 34.31)
           34.28 Wells Fargo Bank, National Association, as Certificate Administrator for the Mall at Tuttle Crossing
                 Mortgage Loan (see Exhibit 34.30)
           34.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the
                 Southdale Center Mortgage Loan (see Exhibit 34.30)
           34.30 Wells Fargo Bank, National Association, as Certificate Administrator
           34.31 Wells Fargo Bank, National Association, as Custodian
           34.32 Wells Fargo Bank, National Association, as Master Servicer for the Mall at Tuttle Crossing  Mortgage Loan
                (see Exhibit 34.23)
           34.33 Wells Fargo Bank, National Association, as Master Servicer for the Marriott Chicago River North Hotel
                 Mortgage Loan prior to October 23, 2013 (see Exhibit 34.23)
           34.34 Wells Fargo Bank, National Association, as Custodian for the Westfield Countryside Mortgage Loan
                (see Exhibit 34.31)
           34.35 Wells Fargo Bank, National Association, as Custodian for the Marriott Chicago River North Hotel
                 Mortgage Loan prior to October 23, 2013 (see Exhibit 34.31)
           34.36 Wells Fargo Bank, National Association, as Master Servicer for the Westfield Countryside Mortgage Loan
                (see Exhibit 34.23)
           34.37 Wells Fargo Bank, National Association, as Custodian for the Marriott Chicago River North Hotel
                 Mortgage Loan on and after October 23, 2013 (see Exhibit 34.31)
           34.38 Wells Fargo Bank, National Assocaition, as Custodian for the Mall at Tuttle Crossing Mortgage Loan
                (see Exhibit 34.31)
           34.39 Wells Fargo Bank, National Association, as Primary Servicer for the Marriott Chicago River North Hotel
                 Mortgage Loan on and after October 23, 2013 (see Exhibit 34.23)

   Exhibit 35 Servicer Compliance Statements

            35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the
                 Southdale Center Mortgage Loan (see Exhibit 35.3)
            35.2 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                 Mall at Tuttle Crossing Mortgage Loan (see Exhibit 35.3)
            35.3 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer
            35.4 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                 Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (see Exhibit 35.3)
            35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the
                 Southdale Center Mortgage Loan (see Exhibit 35.3)
            35.6 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                 Marriott Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (see Exhibit 35.3)
            35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the
                 Westfield Countryside Mortgage Loan (see Exhibit 35.3)
            35.8 Wells Fargo Bank, National Association, as Master Servicer
            35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Westfield Countryside
                 Mortgage Loan (see Exhibit 35.14)
           35.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North Hotel
                 Mortgage Loan on and after October 23, 2013
           35.11 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North Hotel
                 Mortgage Loan prior to October 23, 2013 (see Exhibit 35.14)
           35.12 Wells Fargo Bank, as Certificate Administrator for the Mall at Tuttle Crossing Mortgage Loan (see Exhibit 35.14)
           35.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the
                 Southdale Center Mortgage Loan
           35.14 Wells Fargo Bank, National Association, as Certificate Administrator
           35.15 Wells Fargo Bank, National Association, as Master Servicer for the Mall at Tuttle Crossing  Mortgage Loan
                (see Exhibit 35.8)
           35.16 Wells Fargo Bank, National Association, as Master Servicer for the Marriott Chicago River North Hotel
                 Mortgage Loan prior to October 23, 2013 (see Exhibit 35.8)
           35.17 Wells Fargo Bank, National Association, as Master Servicer for the Westfield Countryside Mortgage Loan
                (see Exhibit 35.8)
           35.18 Wells Fargo Bank, National Association, as Primary Servicer for the Marriott Chicago River North Hotel
                 Mortgage Loan on and after October 23, 2013



   Exhibit 99.1 Mortgage Loan Purchase Agreement, dated August 1, 2013, between Bank of America, National Association, as seller, and Banc of America Merrill Lynch Commercial Mortgage Inc., as purchaser (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on August 9, 2013 and incorporated by reference herein).

   Exhibit 99.2 Mortgage Loan Purchase Agreement, dated August 1, 2013, between
                Morgan Stanley Mortgage Capital Holdings LLC, as seller, and Banc of America Merrill Lynch Commercial Mortgage Inc., as purchaser (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed on August 9, 2013 and incorporated by reference herein).

   Exhibit 99.3 Mortgage Loan Purchase Agreement, dated August 1, 2013, between
                CIBC Inc., as seller, and Banc of America Merrill Lynch Commercial Mortgage Inc., as purchaser (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed on August 9, 2013 and incorporated by reference herein).