Form 10-K/A
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C11
filed 2014-04-01
CIK 1582037

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                (Amendment No. 1)


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

    Not applicable.

  EXPLANATORY NOTE

  Two exhibits referenced in the Original Form 10-K (as defined below) filed on March 28, 2014 were inadvertently not included and the purpose of this amendment is to provide them. More particularly, the purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 28, 2014 (the "Original Form 10-K") is (i)(a) to file a Statement of Compliance by Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013, dated March 26, 2014, as same was inadvertently not included as Exhibit 35.10 to the Original Form 10-K, and (b) to file a Statement of Compliance by Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Chicago River North Hotel Mortgage Loan on and after October 23, 2013, dated March 7, 2014, as same was inadvertently not included as Exhibit 35.18 to the Original Form 10-K; and (ii) to file a revised Rule 13a-14(d)/15d-14(d) Certification dated of even date herewith. (The remainder of the explanatory notes below are repeated from the Original Form 10-K.)

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

    Exhibit 31 Rule 13a-14(d)/15d-14(d) Certification

    Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities

             33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Marriott Chicago
                  River North Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
             33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Mall at Tuttle
                  Crossing Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
             33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Marriott Chicago
                  River North Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 33.4 to the Original Form
                  10-K and incorporated by reference herein)
             33.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
             33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Westfield
                  Countryside Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
             33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Southdale
                  Center Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
             33.7 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Mall at
                  Tuttle Crossing Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
             33.8 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit
                  33.8 to the Original Form 10-K and incorporated by reference herein)
             33.9 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                  Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 33.8 to the Original
                  Form 10-K and incorporated by reference herein)
            33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Southdale
                  Center Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
            33.11 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                  Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 33.8 to the Original
                  Form 10-K and incorporated by reference herein)
            33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Westfield
                  Countryside Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
            33.13 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North Hotel
                  Mortgage Loan on and after October 23, 2013 (filed as Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
            33.14 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (filed as Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
            33.15 National Tax Search, LLC, as Servicing Function Participant for the Mall at Tuttle Crossing Mortgage Loan
                  (filed as Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
            33.16 National Tax Search, LLC, as Servicing Function Participant for the Westfield Countryside Mortgage Loan
                  (filed as Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
            33.17 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.17 to the Original Form
                  10-K and incorporated by reference herein)
            33.18 Park Bridge Lender Services LLC, as Trust Advisor for the Southdale Center Mortgage Loan (filed as Exhibit
                  33.18 to the Original Form 10-K and incorporated by reference herein)
            33.19 Situs Holdings, LLC, as Trust Advisor for the Mall at Tuttle Crossing Mortgage Loan (filed as Exhibit 33.21 to the Original Form 10-K and incorporated by reference herein)
            33.20 Situs Holdings, LLC, as Trust Advisor for the Westfield Countryside Mortgage Loan (filed as Exhibit 33.21 to the Original Form 10-K and incorporated by reference herein)
            33.21 Situs Holdings, LLC, as Trust Advisor (filed as Exhibit 33.21 to the Original Form 10-K and incorporated by reference herein)
            33.22 Situs Holdings, LLC, as Trust Advisor for the Marriott Chicago River North Hotel Mortgage Loan prior to
                  October 23, 2013 (filed as Exhibit 33.21 to the Original Form 10-K and incorporated by reference herein)
            33.23 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.23 to the Original Form
                  10-K and incorporated by reference herein)
            33.24 Wells Fargo Bank, National Association, as Certificate Administrator for the Westfield Countryside Mortgage
                  Loan (filed as Exhibit 33.30 to the Original Form 10-K and incorporated by reference herein)
            33.25 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North
                  Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 33.30 to the Original Form 10-K and incorporated by reference herein)
            33.26 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North
                  Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 33.30 to the Original Form 10-K and incorporated by reference herein)
            33.27 Wells Fargo Bank, National Association, as Custodian for the Southdale Center Mortgage Loan (filed as
                  Exhibit 33.31 to the Original Form 10-K and incorporated by reference herein)
            33.28 Wells Fargo Bank, National Association, as Certificate Administrator for the Mall at Tuttle Crossing
                  Mortgage Loan (filed as Exhibit 33.30 to the Original Form 10-K and incorporated by reference herein)
            33.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Southdale Center
                  Mortgage Loan (filed as Exhibit 33.30 to the Original Form 10-K and incorporated by reference herein)
            33.30 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.30 to the
                  Original Form 10-K and incorporated by reference herein)
            33.31 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.31 to the Original Form 10-K and incorporated by reference herein)
            33.32 Wells Fargo Bank, National Association, as Master Servicer for the Mall at Tuttle Crossing Mortgage Loan
                  (filed as Exhibit 33.23 to the Original Form 10-K and incorporated by reference herein)
            33.33 Wells Fargo Bank, National Association as Master Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (filed as Exhibit 33.23 to the Original Form 10-K and incorporated by reference herein)
            33.34 Wells Fargo Bank, National Association as Custodian for the Westfield Countryside Mortgage Loan (filed as
                  Exhibit 33.31 to the Original Form 10-K and incorporated by reference herein)
            33.35 Wells Fargo Bank, National Association, as Custodian for the Marriott Chicago River North Hotel Mortgage
                  Loan prior to October 23, 2013 (filed as Exhibit 33.31 to the Original Form 10-K and incorporated by reference herein)
            33.36 Wells Fargo Bank, National Association, as Master Servicer for the Westfield Countryside Mortgage Loan
                  (filed as Exhibit 33.23 to the Original Form 10-K and incorporated by reference herein)
            33.37 Wells Fargo Bank, National Association as Custodian for the Marriott Chicago River North Hotel Mortgage
                  Loan on and after October 23, 2013 (filed as Exhibit 33.31 to the Original Form 10-K and incorporated by reference herein)
            33.38 Wells Fargo Bank, National Association, as Custodian for the Mall at Tuttle Crossing Mortgage Loan (filed as Exhibit 33.31 to the Original Form 10-K and incorporated by reference herein)
            33.39 Wells Fargo Bank, National Association, as Primary Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan on and after October 23, 2013 (filed as Exhibit 33.23 to the Original Form 10-K and incorporated by reference herein)

    Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

             34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Marriott Chicago
                  River North Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
             34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Mall at Tuttle
                  Crossing Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
             34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Marriott Chicago
                  River North Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 34.4 to the Original Form
                  10-K and incorporated by reference herein)
             34.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
             34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Westfield
                  Countryside Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
             34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Southdale
                  Center Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
             34.7 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Mall at
                  Tuttle Crossing Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
             34.8 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit
                  34.8 to the Original Form 10-K and incorporated by reference herein)
             34.9 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                  Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 34.8 to the Original
                  Form 10-K and incorporated by reference herein)
            34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Southdale
                  Center Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
            34.11 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                  Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 34.8 to the Original
                  Form 10-K and incorporated by reference herein)
            34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Westfield
                  Countryside Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
            34.13 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North Hotel
                  Mortgage Loan on and after October 23, 2013 (filed as Exhibit 34.17 to the Original Form 10-K and incorporated by reference herein)
            34.14 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (filed as Exhibit 34.17 to the Original Form 10-K and incorporated by reference herein)
            34.15 National Tax Search, LLC, as Servicing Function Participant for the Mall at Tuttle Crossing Mortgage Loan
                  (filed as Exhibit 34.17 to the Original Form 10-K and incorporated by reference herein)
            34.16 National Tax Search, LLC, as Servicing Function Participant for the Westfield Countryside Mortgage Loan
                  (filed as Exhibit 34.17 to the Original Form 10-K and incorporated by reference herein)
            34.17 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.17 to the Original Form
                  10-K and incorporated by reference herein)
            34.18 Park Bridge Lender Services LLC, as Trust Advisor for the Southdale Center Mortgage Loan (filed as Exhibit
                  34.18 to the Original Form 10-K and incorporated by reference herein)
            34.19 Situs Holdings, LLC, as Trust Advisor for the Mall at Tuttle Crossing Mortgage Loan (filed as Exhibit 34.21 to the Original Form 10-K and incorporated by reference herein)
            34.20 Situs Holdings, LLC, as Trust Advisor for the Westfield Countryside Mortgage Loan (filed as Exhibit 34.21 to the Original Form 10-K and incorporated by reference herein)
            34.21 Situs Holdings, LLC, as Trust Advisor (filed as Exhibit 34.21 to the Original Form 10-K and incorporated by reference herein)
            34.22 Situs Holdings, LLC, as Trust Advisor for the Marriott Chicago River North Hotel Mortgage Loan prior to
                  October 23, 2013 (filed as Exhibit 34.21 to the Original Form 10-K and incorporated by reference herein)
            34.23 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.23 to the Original Form
                  10-K and incorporated by reference herein)
            34.24 Wells Fargo Bank, National Association, as Certificate Administrator for the Westfield Countryside Mortgage
                  Loan (filed as Exhibit 34.30 to the Original Form 10-K and incorporated by reference herein)
            34.25 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North
                  Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 34.30 to the Original Form 10-K and incorporated by reference herein)
            34.26 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North
                  Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 34.30 to the Original Form 10-K and incorporated by reference herein)
            34.27 Wells Fargo Bank, National Association, as Custodian for the Southdale Center Mortgage Loan (filed as
                  Exhibit 34.31 to the Original Form 10-K and incorporated by reference herein)
            34.28 Wells Fargo Bank, National Association, as Certificate Administrator for the Mall at Tuttle Crossing
                  Mortgage Loan (filed as Exhibit 34.30 to the Original Form 10-K and incorporated by reference herein)
            34.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Southdale Center
                  Mortgage Loan (filed as Exhibit 34.30 to the Original Form 10-K and incorporated by reference herein)
            34.30 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.30 to the
                  Original Form 10-K and incorporated by reference herein)
            34.31 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.31 to the Original Form 10-K and incorporated by reference herein)
            34.32 Wells Fargo Bank, National Association, as Master Servicer for the Mall at Tuttle Crossing Mortgage Loan
                  (filed as Exhibit 34.23 to the Original Form 10-K and incorporated by reference herein)
            34.33 Wells Fargo Bank, National Association, as Master Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (filed as Exhibit 34.23 to the Original Form 10-K and incorporated by reference herein)
            34.34 Wells Fargo Bank, National Association, as Custodian for the Westfield Countryside Mortgage Loan (filed as
                  Exhibit 34.31 to the Original Form 10-K and incorporated by reference herein)
            34.35 Wells Fargo Bank, National Association, as Custodian for the Marriott Chicago River North Hotel Mortgage
                  Loan prior to October 23, 2013 (filed as Exhibit 34.31 to the Original Form 10-K and incorporated by reference herein)
            34.36 Wells Fargo Bank, National Association, as Master Servicer for the Westfield Countryside Mortgage Loan
                  (filed as Exhibit 34.23 to the Original Form 10-K and incorporated by reference herein)
            34.37 Wells Fargo Bank, National Association, as Custodian for the Marriott Chicago River North Hotel Mortgage
                  Loan on and after October 23, 2013 (filed as Exhibit 34.31 to the Original Form 10-K and incorporated by reference herein)
            34.38 Wells Fargo Bank, National Association, as Custodian for the Mall at Tuttle Crossing Mortgage Loan (filed as Exhibit 34.31 to the Original Form 10-K and incorporated by reference herein)
            34.39 Wells Fargo Bank, National Association, as Primary Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan on and after October 23, 2013 (filed as Exhibit 34.23 to the Original Form 10-K and incorporated by reference herein)

    Exhibit 35 Servicer Compliance Statements

             35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Southdale
                  Center Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
             35.2 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Mall at
                  Tuttle Crossing Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
             35.3 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit
                  35.3 to the Original Form 10-K and incorporated by reference herein)
             35.4 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                  Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 35.3 to the Original
                  Form 10-K and incorporated by reference herein)
             35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Southdale
                  Center Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
             35.6 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                  Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 35.3 to the Original
                  Form 10-K and incorporated by reference herein)
             35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Westfield
                  Countryside Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
             35.8 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
             35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Westfield Countryside Mortgage
                  Loan (filed as Exhibit 35.14 to the Original Form 10-K and incorporated by reference herein)
            35.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North
                  Hotel Mortgage Loan on and after October 23, 2013
            35.11 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North
                  Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 35.14 to the Original Form 10-K and incorporated by reference herein)
            35.12 Wells Fargo Bank, as Certificate Administrator for the Mall at Tuttle Crossing Mortgage Loan (filed as
                  Exhibit 35.14 to the Original Form 10-K and incorporated by reference herein)
            35.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Southdale Center
                  Mortgage Loan (filed as Exhibit 35.13 to the Original Form 10-K and incorporated by reference herein)
            35.14 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.14 to the
                  Original Form 10-K and incorporated by reference herein)
            35.15 Wells Fargo Bank, National Association, as Master Servicer for the Mall at Tuttle Crossing Mortgage Loan
                  (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
            35.16 Wells Fargo Bank, National Association, as Master Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
            35.17 Wells Fargo Bank, National Association, as Master Servicer for the Westfield Countryside Mortgage Loan
                  (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
            35.18 Wells Fargo Bank, National Association, as Primary Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan on and after October 23, 2013



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


   Banc of America Merrill Lynch Commercial Mortgage Inc.
   (Depositor)


   /s/ Leland F. Bunch
   Leland F. Bunch, Senior Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 31, 2014



  Exhibit Index

  Exhibit No.






    Exhibit 31 Rule 13a-14(d)/15d-14(d) Certification

    Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities

             33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Marriott Chicago
                  River North Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
             33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Mall at Tuttle
                  Crossing Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
             33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Marriott Chicago
                  River North Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 33.4 to the Original Form
                  10-K and incorporated by reference herein)
             33.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
             33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Westfield
                  Countryside Mortgage Loan (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
             33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Southdale
                  Center Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
             33.7 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Mall at
                  Tuttle Crossing Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
             33.8 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit
                  33.8 to the Original Form 10-K and incorporated by reference herein)
             33.9 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                  Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 33.8 to the Original
                  Form 10-K and incorporated by reference herein)
            33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Southdale
                  Center Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
            33.11 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                  Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 33.8 to the Original
                  Form 10-K and incorporated by reference herein)
            33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Westfield
                  Countryside Mortgage Loan (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
            33.13 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North Hotel
                  Mortgage Loan on and after October 23, 2013 (filed as Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
            33.14 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (filed as Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
            33.15 National Tax Search, LLC, as Servicing Function Participant for the Mall at Tuttle Crossing Mortgage Loan
                  (filed as Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
            33.16 National Tax Search, LLC, as Servicing Function Participant for the Westfield Countryside Mortgage Loan
                  (filed as Exhibit 33.17 to the Original Form 10-K and incorporated by reference herein)
            33.17 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.17 to the Original Form
                  10-K and incorporated by reference herein)
            33.18 Park Bridge Lender Services LLC, as Trust Advisor for the Southdale Center Mortgage Loan (filed as Exhibit
                  33.18 to the Original Form 10-K and incorporated by reference herein)
            33.19 Situs Holdings, LLC, as Trust Advisor for the Mall at Tuttle Crossing Mortgage Loan (filed as Exhibit 33.21 to the Original Form 10-K and incorporated by reference herein)
            33.20 Situs Holdings, LLC, as Trust Advisor for the Westfield Countryside Mortgage Loan (filed as Exhibit 33.21 to the Original Form 10-K and incorporated by reference herein)
            33.21 Situs Holdings, LLC, as Trust Advisor (filed as Exhibit 33.21 to the Original Form 10-K and incorporated by reference herein)
            33.22 Situs Holdings, LLC, as Trust Advisor for the Marriott Chicago River North Hotel Mortgage Loan prior to
                  October 23, 2013 (filed as Exhibit 33.21 to the Original Form 10-K and incorporated by reference herein)
            33.23 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.23 to the Original Form
                  10-K and incorporated by reference herein)
            33.24 Wells Fargo Bank, National Association, as Certificate Administrator for the Westfield Countryside Mortgage
                  Loan (filed as Exhibit 33.30 to the Original Form 10-K and incorporated by reference herein)
            33.25 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North
                  Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 33.30 to the Original Form 10-K and incorporated by reference herein)
            33.26 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North
                  Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 33.30 to the Original Form 10-K and incorporated by reference herein)
            33.27 Wells Fargo Bank, National Association, as Custodian for the Southdale Center Mortgage Loan (filed as
                  Exhibit 33.31 to the Original Form 10-K and incorporated by reference herein)
            33.28 Wells Fargo Bank, National Association, as Certificate Administrator for the Mall at Tuttle Crossing
                  Mortgage Loan (filed as Exhibit 33.30 to the Original Form 10-K and incorporated by reference herein)
            33.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Southdale Center
                  Mortgage Loan (filed as Exhibit 33.30 to the Original Form 10-K and incorporated by reference herein)
            33.30 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.30 to the
                  Original Form 10-K and incorporated by reference herein)
            33.31 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.31 to the Original Form 10-K and incorporated by reference herein)
            33.32 Wells Fargo Bank, National Association, as Master Servicer for the Mall at Tuttle Crossing Mortgage Loan
                  (filed as Exhibit 33.23 to the Original Form 10-K and incorporated by reference herein)
            33.33 Wells Fargo Bank, National Association as Master Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (filed as Exhibit 33.23 to the Original Form 10-K and incorporated by reference herein)
            33.34 Wells Fargo Bank, National Association as Custodian for the Westfield Countryside Mortgage Loan (filed as
                  Exhibit 33.31 to the Original Form 10-K and incorporated by reference herein)
            33.35 Wells Fargo Bank, National Association, as Custodian for the Marriott Chicago River North Hotel Mortgage
                  Loan prior to October 23, 2013 (filed as Exhibit 33.31 to the Original Form 10-K and incorporated by reference herein)
            33.36 Wells Fargo Bank, National Association, as Master Servicer for the Westfield Countryside Mortgage Loan
                  (filed as Exhibit 33.23 to the Original Form 10-K and incorporated by reference herein)
            33.37 Wells Fargo Bank, National Association as Custodian for the Marriott Chicago River North Hotel Mortgage
                  Loan on and after October 23, 2013 (filed as Exhibit 33.31 to the Original Form 10-K and incorporated by reference herein)
            33.38 Wells Fargo Bank, National Association, as Custodian for the Mall at Tuttle Crossing Mortgage Loan (filed as Exhibit 33.31 to the Original Form 10-K and incorporated by reference herein)
            33.39 Wells Fargo Bank, National Association, as Primary Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan on and after October 23, 2013 (filed as Exhibit 33.23 to the Original Form 10-K and incorporated by reference herein)

    Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

             34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Marriott Chicago
                  River North Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
             34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Mall at Tuttle
                  Crossing Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
             34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Marriott Chicago
                  River North Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 34.4 to the Original Form
                  10-K and incorporated by reference herein)
             34.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
             34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Westfield
                  Countryside Mortgage Loan (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
             34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Southdale
                  Center Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
             34.7 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Mall at
                  Tuttle Crossing Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
             34.8 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit
                  34.8 to the Original Form 10-K and incorporated by reference herein)
             34.9 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                  Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 34.8 to the Original
                  Form 10-K and incorporated by reference herein)
            34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Southdale
                  Center Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
            34.11 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                  Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 34.8 to the Original
                  Form 10-K and incorporated by reference herein)
            34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Westfield
                  Countryside Mortgage Loan (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
            34.13 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North Hotel
                  Mortgage Loan on and after October 23, 2013 (filed as Exhibit 34.17 to the Original Form 10-K and incorporated by reference herein)
            34.14 National Tax Search, LLC, as Servicing Function Participant for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (filed as Exhibit 34.17 to the Original Form 10-K and incorporated by reference herein)
            34.15 National Tax Search, LLC, as Servicing Function Participant for the Mall at Tuttle Crossing Mortgage Loan
                  (filed as Exhibit 34.17 to the Original Form 10-K and incorporated by reference herein)
            34.16 National Tax Search, LLC, as Servicing Function Participant for the Westfield Countryside Mortgage Loan
                  (filed as Exhibit 34.17 to the Original Form 10-K and incorporated by reference herein)
            34.17 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.17 to the Original Form
                  10-K and incorporated by reference herein)
            34.18 Park Bridge Lender Services LLC, as Trust Advisor for the Southdale Center Mortgage Loan (filed as Exhibit
                  34.18 to the Original Form 10-K and incorporated by reference herein)
            34.19 Situs Holdings, LLC, as Trust Advisor for the Mall at Tuttle Crossing Mortgage Loan (filed as Exhibit 34.21 to the Original Form 10-K and incorporated by reference herein)
            34.20 Situs Holdings, LLC, as Trust Advisor for the Westfield Countryside Mortgage Loan (filed as Exhibit 34.21 to the Original Form 10-K and incorporated by reference herein)
            34.21 Situs Holdings, LLC, as Trust Advisor (filed as Exhibit 34.21 to the Original Form 10-K and incorporated by reference herein)
            34.22 Situs Holdings, LLC, as Trust Advisor for the Marriott Chicago River North Hotel Mortgage Loan prior to
                  October 23, 2013 (filed as Exhibit 34.21 to the Original Form 10-K and incorporated by reference herein)
            34.23 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.23 to the Original Form
                  10-K and incorporated by reference herein)
            34.24 Wells Fargo Bank, National Association, as Certificate Administrator for the Westfield Countryside Mortgage
                  Loan (filed as Exhibit 34.30 to the Original Form 10-K and incorporated by reference herein)
            34.25 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North
                  Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 34.30 to the Original Form 10-K and incorporated by reference herein)
            34.26 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North
                  Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 34.30 to the Original Form 10-K and incorporated by reference herein)
            34.27 Wells Fargo Bank, National Association, as Custodian for the Southdale Center Mortgage Loan (filed as
                  Exhibit 34.31 to the Original Form 10-K and incorporated by reference herein)
            34.28 Wells Fargo Bank, National Association, as Certificate Administrator for the Mall at Tuttle Crossing
                  Mortgage Loan (filed as Exhibit 34.30 to the Original Form 10-K and incorporated by reference herein)
            34.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Southdale Center
                  Mortgage Loan (filed as Exhibit 34.30 to the Original Form 10-K and incorporated by reference herein)
            34.30 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.30 to the
                  Original Form 10-K and incorporated by reference herein)
            34.31 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.31 to the Original Form 10-K and incorporated by reference herein)
            34.32 Wells Fargo Bank, National Association, as Master Servicer for the Mall at Tuttle Crossing Mortgage Loan
                  (filed as Exhibit 34.23 to the Original Form 10-K and incorporated by reference herein)
            34.33 Wells Fargo Bank, National Association, as Master Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (filed as Exhibit 34.23 to the Original Form 10-K and incorporated by reference herein)
            34.34 Wells Fargo Bank, National Association, as Custodian for the Westfield Countryside Mortgage Loan (filed as
                  Exhibit 34.31 to the Original Form 10-K and incorporated by reference herein)
            34.35 Wells Fargo Bank, National Association, as Custodian for the Marriott Chicago River North Hotel Mortgage
                  Loan prior to October 23, 2013 (filed as Exhibit 34.31 to the Original Form 10-K and incorporated by reference herein)
            34.36 Wells Fargo Bank, National Association, as Master Servicer for the Westfield Countryside Mortgage Loan
                  (filed as Exhibit 34.23 to the Original Form 10-K and incorporated by reference herein)
            34.37 Wells Fargo Bank, National Association, as Custodian for the Marriott Chicago River North Hotel Mortgage
                  Loan on and after October 23, 2013 (filed as Exhibit 34.31 to the Original Form 10-K and incorporated by reference herein)
            34.38 Wells Fargo Bank, National Association, as Custodian for the Mall at Tuttle Crossing Mortgage Loan (filed as Exhibit 34.31 to the Original Form 10-K and incorporated by reference herein)
            34.39 Wells Fargo Bank, National Association, as Primary Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan on and after October 23, 2013 (filed as Exhibit 34.23 to the Original Form 10-K and incorporated by reference herein)

    Exhibit 35 Servicer Compliance Statements

             35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Southdale
                  Center Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
             35.2 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Mall at
                  Tuttle Crossing Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
             35.3 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit
                  35.3 to the Original Form 10-K and incorporated by reference herein)
             35.4 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                  Chicago River North Hotel Mortgage Loan on and after October 23, 2013 (filed as Exhibit 35.3 to the Original
                  Form 10-K and incorporated by reference herein)
             35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Southdale
                  Center Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
             35.6 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the Marriott
                  Chicago River North Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 35.3 to the Original
                  Form 10-K and incorporated by reference herein)
             35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Westfield
                  Countryside Mortgage Loan (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
             35.8 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
             35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Westfield Countryside Mortgage
                  Loan (filed as Exhibit 35.14 to the Original Form 10-K and incorporated by reference herein)
            35.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North
                  Hotel Mortgage Loan on and after October 23, 2013
            35.11 Wells Fargo Bank, National Association, as Certificate Administrator for the Marriott Chicago River North
                  Hotel Mortgage Loan prior to October 23, 2013 (filed as Exhibit 35.14 to the Original Form 10-K and incorporated by reference herein)
            35.12 Wells Fargo Bank, as Certificate Administrator for the Mall at Tuttle Crossing Mortgage Loan (filed as
                  Exhibit 35.14 to the Original Form 10-K and incorporated by reference herein)
            35.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator for the Southdale Center
                  Mortgage Loan (filed as Exhibit 35.13 to the Original Form 10-K and incorporated by reference herein)
            35.14 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.14 to the
                  Original Form 10-K and incorporated by reference herein)
            35.15 Wells Fargo Bank, National Association, as Master Servicer for the Mall at Tuttle Crossing Mortgage Loan
                  (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
            35.16 Wells Fargo Bank, National Association, as Master Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan prior to October 23, 2013 (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
            35.17 Wells Fargo Bank, National Association, as Master Servicer for the Westfield Countryside Mortgage Loan
                  (filed as Exhibit 35.8 to the Original Form 10-K and incorporated by reference herein)
            35.18 Wells Fargo Bank, National Association, as Primary Servicer for the Marriott Chicago River North Hotel
                  Mortgage Loan on and after October 23, 2013



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